Form 10-Q
period 2008-12-13
Terra Grande Development Corp
filed 2009-02-17
CIK 1449446

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008
Commission File Number:  333-156382

Terra Grande Development Corporation
(Exact Name of Issuer as Specified in Its Charter)

Nevada	8741	41-2279791
State of Incorporation	Primary Standard Industrial	I.R.S.
	Employer Classification	Identification No.
	Code Number #

28 Jacobs Court
Sandia Park, New Mexico 87047
(505) 228-7416
 (Address and Telephone Number of Issuer's Principal Executive Offices)

John D. Edge
President and Chief Executive Officer
Terra Grande Development Corporation
28 Jacobs Court
Sandia Park, New Mexico 87047
                           (505) 228-7416
 (Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒        No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-Accelerated Filer☐
(Do not check if a smaller reporting company)
Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒   NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.      YES     NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of February 12, 2009, the registrant had 8,500,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES☐    NO☒

PART I - FINANCIAL INFORMATION - UNAUDITED

Item 1.	Balance Sheets as of December 31, 2008 and October 31, 2008	F1

	Statements of Operations for the three and six months ended December 31, 2008 and the period of May 16, 2008 (inception) to December 31, 2008	F2

	Statements of Cash Flows for the six months ended December 31, 2008 and the period of May 16, 2008 (inception) to December 31, 2008	F3

	Notes to Unaudited Financial Statements	F4-F8

Item 2.	Management's Discussion and Analysis of Financial Condition and Plan of Operations.	1

Item 3	Quantitative and Qualitative Disclosures About Market Risk	3

Item 4	Controls and Procedures	3

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	5

Item 1A	Risk Factors	5

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3	Defaults Upon Senior Securities	5

Item 4	Submission of Matters to a Vote of Security Holders	5

Item 5	Other Information	5

Item 6.	Exhibit and Reports on Form 8-K	5

Item 1.  Financial Statements (Unaudited- Prepared by Management)

TERRA GRANDE DEVELOPMENT CORPORATION
(A Development Stage Company)

Unaudited Financial Statements

For the Three and Six Months Ended December 31, 2008 and the
Period of May 16, 2008 (inception) to December 31, 2008

TERRA GRANDE DEVELOPMENT CORPORATION
(A Development Stage Company)

Unaudited Financial Statements

For the Three and Six Months Ended December 31, 2008 and the
Period of May 16, 2008 (inception) to December 31, 2008

TABLE OF CONTENTS

Balance Sheets as of December 31, 2008 and October 31, 2008	F1

Statements of Operations for the three and six months ended December 31, 2008 and the period of May 16, 2008 (inception) to December 31, 2008	F2

Statements of Cash Flows for the six months ended December 31, 2008 and the period of May 16, 2008 (inception) to December 31, 2008	F3

Notes to Unaudited Financial Statements	F4 - F8

TERRA GRANDE DEVELOPMENT CORPORATION
(A Development Stage Company)
Balance Sheets

	December 31, 2008	October 31, 2008

	(unaudited)
ASSETS

Current assets
Cash	$100	$100
Total current assets	100	100

Total assets	$100	$100

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities	$-	$-

Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 8,500,000 shares issued and outstanding at December 31 and October 31, 2008	8,500	8,500
Additional paid in capital	8,820	8,820
Deficit accumulated during the development stage	(17,220)	(17,220)
Total stockholders' deficit	100	100

Total liabilities and shareholders' equity	$100	$100

See accompanying notes to financial statements

F1

TERRA GRANDE DEVELOPMENT CORPORATION
(A Development Stage Enterprise)
Statements of Operations
			For the period from May 16, 2008 (inception) to December 31, 2008
	Three months ended December 31,2008	Six months ended December 31, 2008

Revenue	$-	$-	$-

Operating expenses
General and administrative	17,220	17,220	17,220
Total operating expenses	17,220	17,220	17,220

Operating loss	(17,220)	(17,220)	(17,220)

Net loss	$(17,220)	$(17,220)	$(17,220)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	8,500,000	8,500,000	8,500,000

See accompanying notes to financial statements

F2

TERRA GRANDE DEVELOPMENT CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows
		For the period of May 16, 2008 (inception) to December 31, 2008
	Six months ended December 31, 2008

Cash flows from operating activities
Net loss	$(17,220)	$(17,220)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	17,220	17,220
Net cash used in operating activities	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from sale of stock	100	100
Net cash provided by financing activities	100	100

Increase in cash	100	100

Cash at beginning of period	-	-

Cash at end of period	$100	$100

Supplemental disclosure of non-cash investing and financing activities:
Issuance of shares of common stock for professional and consulting services	$17,220	$17,220

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

F3

TERRA GRANDE DEVELOPMENT CORPORATION
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the three and six months ended December 31, 2008 and the
Period of May 16, 2008 (inception) to December 31, 2008

A summary of significant accounting policies of Terra Grande Development Corporation (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

NOTE 1 – Nature of Business

Terra Grande Development Corporation (the Company) was incorporated in the State of Nevada on May 16, 2008. Terra Grande Development Corporation is a development stage company with the principal business objective of the purchase and development of commercial and residential real estate in the New Mexico area for investment and rental purposes. The Company has been in the developmental stage since inception and has no operating history other than organizational matters. The Company has a fiscal year end of June 30.

NOTE 2 - Summary of Significant Accounting Policies

Development Stage Company

The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with SFAS 7, “Accounting and Reporting by Development State Enterprises.” The Company has devoted substantially all of its efforts to business planning and development.

Cash

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.  The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.  At December 31 and October 31, 2008, the Company had $100 in cash.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

F4

TERRA GRANDE DEVELOPMENT CORPORATION
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the three and six months ended December 31, 2008 and the
Period of May 16, 2008 (inception) to December 31, 2008

NOTE 2 - Summary of Significant Accounting Policies (continued)

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carry forwards generated by sustaining deficits during the development stage.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:
Estimated
Useful Lives
Furniture and Fixtures	5-10 years
Computer Equipment	3 - 5 years
Vehicles	5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.   At December 31 and October 31, 2008, the Company had no property and equipment.

Advertising Costs

Advertising and promotion costs are expensed as incurred.  The Company has incurred no such expenses since inception.

Recent Accounting Pronouncements

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.

F5

TERRA GRANDE DEVELOPMENT CORPORATION
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the three and six months ended December 31, 2008 and the
Period of May 16, 2008 (inception) to December 31, 2008

NOTE 2 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company’s financial reporting at this time.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labelled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

F6

TERRA GRANDE DEVELOPMENT CORPORATION
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the three and six months ended December 31, 2008 and the
Period of May 16, 2008 (inception) to December 31, 2008

NOTE 2 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141 (R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009.  The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

NOTE 3 - Stockholders’ Equity

On May 16, 2008, the Company was formed with one class of common stock, par value $.001. The Company is authorized to issue up to 75,000,000 shares of common stock.

On May 16, the Company issued 49,077 shares of its common stock at $.0020376 per share for a total cash consideration of $100. In addition, the Company on the same day issued 8,450,923 shares of its common stock to consultants at $.0020376 per share as a payment for $17,220 in services. The Company relied on Section 4(2) of the Securities Act as its exemption from registration when it issued the shares of common stock.  All initial stockholders agreed to hold the shares for investment purposes only and to transfer such shares only in a registered offering or in reliance upon an exemption there from.

NOTE 4 – Going Concern

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred no activity since inception other than the issuance of stock for the period May 16, 2008 (Inception) through December 31, 2008. The Company is currently in the development stage, and there is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company's capital requirements will depend on many factors including the success of the Company's service development efforts. Management's plans include the marketing of their services and establishment of key management personnel to support the business plan.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

F7

TERRA GRANDE DEVELOPMENT CORPORATION
 (A Development Stage Company)
Notes to Unaudited Financial Statements
For the three and six months ended December 31, 2008 and the
Period of May 16, 2008 (inception) to December 31, 2008

NOTE 5 – Provision for Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2008, the Company had accumulated deficits of $17,220 during the development stage to offset future taxable income. The Company has established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

F8

Item 2.  Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission.

Company History

We were incorporated on May 16, 2008, under the laws of the State of Nevada. We are a development stage enterprise engaged in construction building and management services. Our principal office is located at 28 Jacobs Court, Sandia Park, New Mexico 87047, telephone (505) 228-7416, facsimile (772) 226-5557 and website is www.terragrandedevelopment.com Terra Grande’s fiscal year end is June 30.

Business Development

We are in the business of coordinating and managing modular residential home developments. This includes infrastructure, building, financing, and accounting work that has to do with a development that we undertake. To date, our business activities have been limited to organizational matters, researching areas to be developed within the state of New Mexico, the preparation and filing of our registration statement, which was deemed effective by the Securities and Exchange Commission (“SEC”) on January 9, 2009 and development of our website.

Liquidity and Capital Resources

As of December 31, 2008, we have $100 of cash available.  We have no current liabilities.  From the date of inception (May 21, 2008) to December 31 , 2008 the Company has recorded a net loss of $17,220 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1,  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  We have not generated any revenues to date and as of December 31, 2008 we have not raised any proceeds from our 1,000,000 offering of common stock at $0.25 pursuant to our registered offering.

We require immediate additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. If we cannot secure additional funds our business will fail and any investment made into the Company would be lost in its entirety.

To date there is no public market for the Company’s common stock. Management’s present objective is to focus efforts on raising funds through its registered offering and then obtaining quotation of the Company’s common stock on the Over-The-Counter Bulletin Board (OTCBB.)  There can be no guarantee or assurance that they will be successful in raising any funds at all; or obtaining a quotation of the common stock on the OTCBB. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

The Company does not plan any purchase of significant equipment in the next twelve months.

Employees

We currently have two employees, including our President.  We do not intend to hire any employees for the next 6 months.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to bad debts, impairment of intangible assets and long lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, being John Edge. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of December 31, 2008, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended December 31, 2008, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

 Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b)           Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 1A.   Risk Factors

There have been no material changes to the risks to our business described in registration statement filed on Form S-1 with the SEC on December 22, 2008.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.      Defaults Upon Senior Securities
None.

Item 4.      Submission of Matters to Vote of Security Holders
None.

Item 5.      Other Information
None.

Item 6.     Exhibits and Reports on Form 8-K

Exhibit Number	Description
31	Section 302 Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Terra Grande Development Corporation

Dated: February 13, 2009	/s/ John Edge

John Edge
Chief Executive Officer and
Chief Financial Officer