Form 10-Q
period 2009-05-06
Terra Grande Development Corp
filed 2009-05-07
CIK 1449446

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009
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
(Do not check if a smaller reporting company)
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of May 6, 2009, the registrant had 8,500,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES☐    NO☒

Terra Grande Development Corporation

 Item 1.  Financial Statements (Unaudited- Prepared by Management)

TERRA GRANDE DEVELOPMENT CORPORATION

(A Development Stage Company)

Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2009 and the

Period of May 16, 2008 (inception) to March 31, 2009

TABLE OF CONTENTS

Balance Sheets as of March 31, 2009 and October 31, 2008	F-1

Statements of Operations for the three and nine months ended March 31, 2009 and the period of May 16, 2008 (inception) to March 31, 2009	F-2

Statements of Cash Flows for the nine months ended March 31, 2009 and the period of May 16, 2008 (inception) to March 31, 2009	F-3

Notes to Unaudited Financial Statements	F-4 -10

TERRA GRANDE DEVELOPMENT CORPORATION
(A Development Stage Company)
Balance Sheets

	March 31, 2009	October 31, 2008

	(unaudited)
ASSETS

Current assets
Cash	$100	$100
Total current assets	100	100

Total assets	$100	$100

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities	$-	$-

Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 8,500,000 shares issued and outstanding at March 31, 2009 and October 31, 2008	8,500	8,500
Additional paid in capital	8,820	8,820
Deficit accumulated during the development stage	(17,220)	(17,220)
Total stockholders' equity	100	100

Total liabilities and stockholders' equity	$100	$100

See accompanying notes to financial statements

TERRA GRANDE DEVELOPMENT CORPORATION
(A Development Stage Enterprise)
Statements of Operations
			For the period from May 16, 2008 (inception) to March 31, 2009
	Three months ended March 31, 2009	Nine months ended March 31, 2009

Revenue	$-	$-	$-

Operating expenses
General and administrative	-	17,220	17,220
Total operating expenses	-	17,220	17,220

Operating loss	-	(17,220)	(17,220)

Net loss	$-	$(17,220)	$(17,220)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	8,500,000	8,500,000	8,500,000

See accompanying notes to financial statements

TERRA GRANDE DEVELOPMENT CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows

		For the period of May 16, 2008 (inception) to March 31, 2009
	Nine months ended March 31, 2009

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

See accompanying notes to financial statements

TERRA GRANDE DEVELOPMENT CORPORATION
 (A Development Stage Company)
Notes to Unaudited Financial Statements
For the three and nine months ended March 31, 2009 and the
Period of May 16, 2008 (inception) to March 31, 2009

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

NOTE 2- Summary of Significant Accounting Policies

Development Stage Company

The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with SFAS 7, “Accounting and Reporting by Development State Enterprises.” The Company has devoted substantially all of its efforts to business planning and development.

Cash

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.  The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.  At March 31, 2009 and October 31, 2008, the Company had $100 in cash.

TERRA GRANDE DEVELOPMENT CORPORATION
 (A Development Stage Company)
Notes to Unaudited Financial Statements
For the three and nine months ended March 31, 2009 and the
Period of May 16, 2008 (inception) to March 31, 2009

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

NOTE 2- Summary of Significant Accounting Policies (continued)

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

TERRA GRANDE DEVELOPMENT CORPORATION
 (A Development Stage Company)
Notes to Unaudited Financial Statements
For the three and nine months ended March 31, 2009 and the
Period of May 16, 2008 (inception) to March 31, 2009

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Furniture and Fixtures	5-10 years
Computer Equipment	3 - 5 years
Vehicles	5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.   At March 31, 2009 and October 31, 2008, the Company had no property and equipment.

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

TERRA GRANDE DEVELOPMENT CORPORATION
 (A Development Stage Company)
Notes to Unaudited Financial Statements
For the three and nine months ended March 31, 2009 and the
Period of May 16, 2008 (inception) to March 31, 2009

NOTE 2- Summary of Significant Accounting Policies (continued)

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

TERRA GRANDE DEVELOPMENT CORPORATION
 (A Development Stage Company)
Notes to Unaudited Financial Statements
For the three and nine months ended March 31, 2009 and the
Period of May 16, 2008 (inception) to March 31, 2009

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

NOTE 2- Summary of Significant Accounting Policies (continued)

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

TERRA GRANDE DEVELOPMENT CORPORATION
 (A Development Stage Company)
Notes to Unaudited Financial Statements
For the three and nine months ended March 31, 2009 and the
Period of May 16, 2008 (inception) to March 31, 2009

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

NOTE 3- Stockholders’ Equity

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

NOTE 4 – Going Concern

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred no activity since inception other than the issuance of stock for the period May 16, 2008 (Inception) through March 31, 2009. The Company is currently in the development stage, and there is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

TERRA GRANDE DEVELOPMENT CORPORATION
 (A Development Stage Company)
Notes to Unaudited Financial Statements
For the three and nine months ended March 31, 2009 and the
Period of May 16, 2008 (inception) to March 31, 2009

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

At March 31, 2009, the Company had accumulated deficits of $17,220 during the development stage to offset future taxable income. The Company has established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Liquidity and Capital Resources

As of March 31, 2009, we have $100 of cash available.  We have no current liabilities.  From the date of inception (May 21, 2008) to March 31 , 2009 the Company has recorded a net loss of $17,220 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1,  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  As of the date of this report, the Company has sold no shares covered under this registration. We have not generated any revenues to date and as of March 31, 2009 we have not raised any proceeds from our 1,000,000 offering of common stock at $0.25 pursuant to our registered offering.

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

As of March 31, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended March31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.
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
None.

Item 3.      Defaults Upon Senior Securities
None.

Item 4.      Submission of Matters to Vote of Security Holders
None.

Item 5.      Other Information
None.

Item 6.     Exhibits and Reports on Form 8-K

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Terra Grande Development Corporation

Dated: May 6, 2009	/s/ John D. Edge

John D. Edge
Chief Executive Officer and
Chief Financial Officer